Form 10-Q
period 1995-09-30
DBSI TRI EQUITY INCOME FUND
filed 1995-12-01
CIK 809799

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549




             For Quarter Ended: September 30, 1995
               Commission file number: 33-11418



  DBSI/TRI EQUITY INCOME FUND A Real Estate Limited Partnership

 State of Organization:  Idaho         Employer ID #:  82-0410175

        1070 N. Curtis Rd., Suite 270, Boise, Idaho  83706


                Telephone number:  (208) 322-5858



     The registrant:

     (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)

          Yes  [X]     No  [ ]

     (2) has been subject to such filing requirements for the past 90 days.

          Yes  [X]     No  [ ]

                                                        FORM 10-Q
                                            File Number:  3311418



                  PART I - FINANCIAL INFORMATION


Item 1 -  Financial Statements

          Included herein on pages 5-10


Item 2 -  Mangement's Discussion and Analysis of Financial
          Condition and Results of Operations

          Included herein on page 3-4

                   DBSI/TRI EQUITY INCOME FUND
                A Real Estate Limited Partnership
                  (an Idaho limited partnership)

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       September 30, 1995


Liquidity and Capital Resources

The Partnership generates funds primarily from the operation of rental properties and to a lesser extent from interest on savings and certificates of deposit.

Funds are used for rental property operating expenses, distributions to partners, debt service, fixed asset replacements, capital improvements, management and professional fees. The Partnership does not anticipate acquiring any additional properties or refinancing any existing properties. Vista Cornell Apartments is currently being sold with closing on October 19, 1995. The general partners believe that the Partnership will have the liquidity and capital resources to meet all of its known obligations and commitments.

     The cash and cash equivalents position of the Partnership at September 30, 1995 represented approximately $87,000 available for Partnership operations, including approximately $62,500 of reserves and $24,500 of operating cash. There were no external sources of liquidity and there are no outstanding capital commitments. The average rate of interest earned on cash deposits was 3.2%.

Cash Flow and Operations

     For the nine months ended September 30, 1995 and 1994 the projects generated $146,832 and $250,010 respectively of cash flow from operating activities per the Statements of Cash Flows. The following adjustments should be made to the cash flow in order to arrive at an amount comparable to the first year pro forma funds from operations as shown in the supplement to the prospectus. First, transitory changes in noncash operating assets and liabilities of approximately $11,800 should be subtracted, decreasing cash flow to the actual funds which are being generated from operations on an ongoing basis. Additionally, cash flow should be reduced for principal payments of approximately $8,100 and for normal operations fixed asset purchases of approximately $35,900. Cash flow should finally be increased for approximately $11,000 of partnership activity. After the above adjustments, the three properties combined annualized funds from operations for the first nine months of 1995 were approximately 52% of the first year pro forma amount.

     In the third quarter of 1995 and 1994 total rental operations income were $674,355 and $668,311. Real estate operating expenses increased from $606,407 in 1994 to $687,672 in 1995. The largest expense increases came from on-site management costs, administrative expenses, and maintenance items at Emerald Court Apartments. The General Partners have since reduced staff and changed both on-site and area managers over Emerald Court Apartments to improve control over discretionary expenditures and thereby improve operating cash flow for the remainder of 1995.

     On October 19,1995, the Partnership closed the sale of Vista Cornell Apartments to an unrelated buyer for $1,700,000. The buyer gave a note secured by the property for $1,460,000 and paid $240,000 cash for the balance. The Partnership paid costs of sale and prorations of approximately $75,000 (including commissions to unrelated real estate brokers of $50,000), and received net cash proceeds of approximately $165,000. The Partnership used these proceeds to pay the Partnership's note payable (Note 3) and other Partnership expenses. The buyer's installment note requires payments of approximately $11,750 per month including interest of 9% on the unpaid balance. The note may be prepaid at any time and is due in full on October 19, 1999. The cash flow generated from the interest on the note should exceed the annualized year to date cash flow of the Vista Cornell Apartments by approximately 28% or an increase of $29,000.

     Distributions to partners of $244,452 were made in the first nine months of 1995, with $140,275 from current cash flow from operations and $104,177 from Partnership reserves. Partnership net loss after depreciation (on a GAAP basis) for the nine months ended September 30, 1995 was $13,317. Therefore, 1995 cash distributions to date have been a return of capital. The Partnership's intent is to match distributions with ongoing cash flow from operations.

   Per $1,000 investment (on the basis of a $1,000 investment made at the inception of the escrow and offering) quarterly distributions have been made in the following amounts: escrow period - $83; October 1988 through February 1990 - $18; April 1990 through February 1991 - $19; and May 1991 through July 1995
- $18.


                      DBSI/TRI EQUITY INCOME FUND
                   A REAL ESTATE LIMITED PARTNERSHIP
                     (an Idaho limited partnership)
                             BALANCE SHEETS


      ASSETS                     September 30, 1995  December 31, 1994
                                 __________________  _________________
Rental property:
  Land                                 $567,500           $567,500
  Buildings and improvements          4,568,497          4,557,725
  Furniture and fixtures                300,222            275,128
                                      _________          _________
                                      5,436,219          5,400,353
  Less accumulated depreciation      (1,130,843)        (1,005,747)
                                     __________         __________
                                      4,305,376          4,394,606
Cash and cash equivalents                24,831             41,956
Prepaid expenses                          2,409              2,464
Reserves                                 62,489             39,693
Tenant security deposits                 25,550             25,496
Intangible costs (net) (Note 4)          39,959             38,107
                                     __________         __________
Total assets                         $4,460,614         $4,542,322

    LIABILITIES AND CAPITAL
Accounts payable                         24,562            $23,732
Interest payable                         23,375            $16,879
Taxes payable                            18,230              5,964
Note payable affiliate (Note 3)         158,000
Mortgage payable (Note 2)             1,967,889          1,976,032
Tenant security deposits payable         22,742             16,130
                                      _________          _________
Total liabilities                     2,214,798          2,038,737
                                      _________          _________
Partners' capital                     2,245,816          2,503,585
                                     __________         __________
Total liabilities and capital        $4,460,614         $4,542,322

The Accompanying Notes are an Integral Part of these Financial
Statements


                        DBSI/TRI EQUITY INCOME FUND
                     A REAL ESTATE LIMITED PARTNERSHIP
                      (an Idaho limited partnership)

                          STATEMENTS OF EARNINGS


                                 Nine Months Ended    Nine Months Ended
    REVENUES                     September 30, 1995   September 30, 1994
                                 __________________   __________________
Tenant rent                             $651,955           $638,800
Interest income                              137              1,944
Other income                              22,263             27,567
                                         _______            _______
                                         674,355            668,311


    EXPENSES
Interest                                 158,449            152,423
Depreciation                             125,096            126,316
Property tax and insurance                72,598             64,133
Utilities                                 75,538             73,150
Maintenance and repairs                  105,567             71,490
Administrative                            65,621             40,770
Management fees                           27,963             27,963
On-site manager                           47,992             42,627
Amortization                               8,848              7,535
                                         _______            _______
                                         687,672            606,407
                                         _______            _______
 Net income                             ($13,317)           $61,904

                     STATEMENTS OF PARTNERS' CAPITAL
                                 Nine Months Ended    Nine Months Ended
                                 September 30, 1995   September 30, 1994
                                 __________________   __________________
Beginning capital                    $2,503,585         $2,778,683
Distributions                          (244,452)          (187,487)
Net income                              (13,317)            61,556
                                     __________         __________
Ending capital                       $2,245,816         $2,652,752


The Accompanying Notes are an Integral Part of these Financial
Statements


                        DBSI/TRI EQUITY INCOME FUND
                     A REAL ESTATE LIMITED PARTNERSHIP
                      (an Idaho limited partnership)

                         STATEMENTS OF CASH FLOWS

    CASH FLOWS FROM              Nine Months Ended    Nine Months Ended
    OPERATING ACTIVITIES         September 30, 1995   September 30, 1994
                                 __________________   __________________
Net income                            ($13,317)             $61,904
Adjustments to reconcile net
income to cash flows from
operating activities
  Depreciation and amortization        133,944              133,851
  Changes in operating assets
  and liabilities
    Prepaid expenses                        55               15,561
    Tenant security deposits               (54)                (153)
    Accounts payable                       830               20,055
    Interest payable                     6,496
    Taxes payable                       12,266               15,614
    Tenant security deposits payable     6,612                3,178
                                        ______              _______
Net cash provided by operating
activities                             146,832              250,010

    CASH FLOWS FROM
    INVESTING ACTIVITIES

Rental property purchases              (35,866)             (29,868)
Increase in reserves                   (22,796)                 (36)
                                       ________              _______
Net used in investing activities       (58,662)             (29,904)

    CASH FLOWS FROM
    FINANCING ACTIVITIES

Proceeds from financing                158,000
Increase in intangible costs           (10,700)
Principal payments on loans             (8,143)              (7,353)
Distributions to partners             (244,452)            (268,965)
                                      _________            _________
Net cash used in financing activities (105,295)            (276,318)


Net decrease in cash and
  cash equivalents                     (17,125)             (56,212)
Cash and cash equivalents at
  beginning of period                   41,956              100,513
                                       _______              _______
Cash and cash equivalents at
end of period                          $24,831              $44,301

The Accompanying Notes are an Integral Part of these Financial
Statements

                   DBSI/TRI EQUITY INCOME FUND
                A REAL ESTATE LIMITED PARTNERSHIP
                  (an Idaho limited partnership)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS
      For the Nine Months Ended September 30, 1995 and 1994


1.  SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT
    ACCOUNTING POLICIES

Partnership Organization. DBSI/TRI Equity Income Fund - A Real Estate Limited Partnership, was formed on November 15, 1986 with general partners DBSI Housing Inc., an Idaho corporation, and Tomlinson Realty Investment II, an Idaho general partnership.
The business purpose of the Partnership is to acquire and operate leveraged multi-family housing projects primarily in the Northwestern United States. The partnership agreement provides that the Partnership will be dissolved no later than December 31, 2036, unless sooner terminated as provided in the agreement.

The Partnership acquired three properties during the offering period: Vista Cornell Apartments, an existing 46 unit project; Oak Square Apartments, an existing 22 unit project, both located in the Portland, Oregon metropolitan area; and Emerald Court Apartments, a new 68 unit apartment project located in the Seattle metropolitan area.

Operating profits and losses exclusive of losses from the sale or disposition of Partnership properties and cash distributions, are allocated 98 percent to limited partners and two percent to general partners. After the limited partners have received distributions equal to a 7% annual simple interest return on their capital contributions the general partners receive additional distributions equal to 5% of total distributions. Proceeds from sale or refinancings are to be distributed 100 percent to the limited partners until they have received cumulative distributions equal to their capital contributions plus an amount equal to ten percent per annum, then 85 percent to the limited partners and 15 percent to the general partners.

Significant Accounting Policies. The balance sheets include only those assets, liabilities, and partners' capital which relate to the business of the Partnership and do not include any assets, liabilities, revenues or expenses attributable to the partners' activities. No partners receive salaries from the Partnership for services. No provision has been made for federal and state income taxes since these taxes are the personal responsibility of the partners.

Loan fees are amortized over the estimated life of the note (ten years) beginning in May, 1989.

Rental property is recorded at cost. Depreciation is computed by the Modified Accelerated Cost Recovery System (MACRS) or straight-line method over the estimated useful lives of the assets as follows: buildings and structural improvements - 15 to 32 years; furniture and fixtures - 5 to 12 years. Expenditures for maintenance and repairs are charged to operating expenses as incurred. The cost and accumulated depreciation of assets sold or otherwise retired are removed from the accounts and gain or loss on disposition is included in the results of operations.

Cash and cash equivalents include cash in banks (except for security deposits and reserve bank accounts) and bank certificates of deposit with original maturities of ninety days or less. Reserves consist of bank deposits maintained for replacements and repairs, property taxes, insurance, Partnership reserves and return to owners.


2.  MORTGAGES PAYABLE

A $2,020,000 loan from York Associates to the Partnership was used for the purchase of Emerald Court Apartments in May, 1989. The loan is secured by a deed of trust on the Emerald Court Apartments. At September 30, 1995, the carrying value of Emerald Court Apartments was $2,850,502 ($3,558,787 cost basis of land, buildings, improvements and equipment, net of $708,285 accumulated depreciation). Principal and interest at 10.25 percent are payable on the note in monthly installments of $17,753 through June, 1999. After that date, York Associates holds a call option which, if exercised at that date, would require a balloon payment of $1,916,363.


3.  NOTES PAYABLE

The Partnership borrowed $158,000 through the second quarter of 1995 from an affiliate of the General Partner. This loan bears interest at the General Partner's bank borrowing rate of prime plus 1.5% (10.25% as of September 30). The loan proceeds provide funds for short term operating cash flow needs of the Seattle project and enables the Partnership to maintain the distribution rate during the period of the lower operating cash flow. The loan was repaid with proceeds from the sale of Vista Cornell Apartments.


4.  INTANGIBLE COSTS

As of September 30, 1995 loan fees amounted to $96,980 with accumulated amortization of $57,021 leaving a net amount of $39,959.

5.  SUBSEQUENT EVENT

On October 19,1995, the Partnership closed the sale of Vista Cornell Apartments to an unrelated buyer for $1,700,000. The buyer gave a note secured by the property for $1,460,000 and paid $240,000 cash for the balance. The Partnership paid costs of sale and prorations of approximately $75,000 (including commissions to unrelated real estate brokers of $50,000), and received net cash proceeds of approximately $165,000. The Partnership used these proceeds to pay the Partnership's note payable (Note 3) and other Partnership expenses. The buyer's installment note requires payments of approximately $11,750 per month including interest of 9% on the unpaid balance. The note may be prepaid at any time and is due in full on October 19, 1999. The cash flow generated from the interest on the note should exceed the annualized year to date cash flow of the Vista Cornell Apartments by approximately 28% or an increase of $29,000.


6.  NET INCOME (LOSS) FROM RENTAL PROPERTIES

    The following schedule details separate rental property and partnership operations for the year ended September 30, 1995.

                 _____________________________________________________
                   Emerald     Vista       Oak     Partnership
                 Court Apts Cornell Apt Square Apts Operations  Total
                 _____________________________________________________
  REVENUES
Tenant rent        $358,407   $186,571   $106,977             $651,955
Interest income         100                             $37        137
Other income         13,327      7,132      1,804               22,263
                 _____________________________________________________
                    371,834    193,703    108,781        37    674,355



  EXPENSES
Interest            151,633                           6,816    158,449
Depreciation         83,250     27,446     14,400              125,096
Tax and insurance    37,619     24,338     10,641               72,598
Utilities            36,893     27,965     10,680               75,538
Maintenance          56,041     38,650     10,876              105,567
Administrative       40,682      8,352      4,594    11,993     65,621
Management fees      13,455      9,594      4,914               27,963
On-site manager      30,327     12,464      5,201               47,992
Amortization                                          8,848      8,848
                 _____________________________________________________
                    449,900    148,809     61,306    27,657    687,672
                 _____________________________________________________
Net income(loss)   ($78,066)   $44,894    $47,475  ($27,620)  ($13,317)
                 _____________________________________________________
                 _____________________________________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         DBSI/TRI EQUITY INCOME FUND
                         A Real Estate Limited Partnership




Date  11/09/95      by   _________________________

                         Douglas L. Swenson, President of
                         DBSI Housing Inc., general partner of
                         DBSI/TRI EQUITY INCOME FUND
                         A Real Estate Limited Partnership




Date  11/09/95      by   _________________________

                         Charles E. Hassard, Secretary-Treasurer
                         and principal financial officer of
                         DBSI Housing Inc., the Idaho corporation that is a general partner and principal financial officer of
                         DBSI/TRI EQUITY INCOME FUND
                         Real Estate Limited Partnership