Form 10-Q
period 1996-03-31
DBSI TRI EQUITY INCOME FUND
filed 1996-05-21
CIK 809799

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549




For Quarter Ended:  March 31, 1996    Commission file number:  33-11418



  DBSI/TRI EQUITY INCOME FUND A Real Estate Limited Partnership

 State of Organization:  Idaho         Employer ID #:  82-0410175

        1070 N. Curtis Rd., Suite 270, Boise, Idaho  83706


                Telephone number:  (208) 322-5858



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

          Included herein on pages 3-4

                   DBSI/TRI EQUITY INCOME FUND
                A Real Estate Limited Partnership
                  (an Idaho limited partnership)

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                          March 31, 1996


Liquidity and Capital Resources

The Partnership has generated funds primarily from the sale and operation of rental properties and to a lesser extent from interest on savings and certificates of deposit. Because of the favorable Portland market, the Partnership sold the both Portland rental properties. As the Seattle real estate market improves the Partnership anticipates selling Emerald Court.

Funds are used for rental property operating expenses, distributions to partners, debt service, fixed asset replacements, capital improvements, management and professional fees. The Partnership sold Vista Cornell Apartments in October 1995 and Oak Square Apartments in February 1996. The general partners believe that the Partnership will have the liquidity and capital resources to meet all of its known obligations and commitments.

The cash and cash equivalents position of the Partnership at March 31, 1996 represented approximately $991,000 available for Partnership operations, including approximately $22,000 of reserves and over $969,000 of operating cash primarily from the sale of Oak Square apartments on February 26, 1996. There were no external sources of liquidity and there are no outstanding capital commitments. The average rate of interest earned on cash deposits was 4%.

Cash Flow and Operations

For the three months ended March 31, 1996 and 1995 the projects generated $65,833 and $80,207 respectively of cash flow from operating activities per the Statements of Cash Flows. The following adjustments should be made to the cash flow in order to arrive at an amount comparable to the first year pro forma funds from operations as shown in the supplement to the prospectus for Emerald Court. First, transitory changes in noncash operating assets and liabilities of approximately $28,300 should be removed, reducing cash flow to the actual funds which are being generated from operations on an ongoing basis. Additionally, cash flow should be reduced for principal payments of approximately $3,000 and for normal operations fixed asset purchases of approximately $6,700. Cash flow should finally be decreased for approximately $25,000 of partnership activity and $2,900 for Oak Square funds from operations. After the above adjustments, the annualized funds for Emerald Court from operations for the first three months of 1996 was approximately
 .02% of the first year pro forma amount.

In the first quarter of 1996 and 1995 total revenue were $653,917 and $224,586. Total expenses decreased from $236,087 to $185,654. The General Partners have contracted with HSC Real Estate, Incorporated to manage Emerald Court Apartments.

On October 19,1995, the Partnership closed the sale of Vista Cornell Apartments to an unrelated buyer for $1,700,000. The buyer gave a note secured by the property for $1,460,000 and paid $240,000 cash for the balance. The Partnership paid costs of sale of approximately $55,000 (including commissions to unrelated real estate brokers of $50,000), and received net cash proceeds of approximately $185,000. The buyer's installment note requires payments of approximately $11,750 per month including interest of 9% on the unpaid balance. The note may be prepaid at any time and is due in full on October 19, 1999.
The cash flow generated from the interest on the note should exceed the annualized year to date cash flow of the Vista Cornell Apartments by approximately 28% or an increase of $29,000.

On February 26, 1996, the Partnership sold the Oak Square Apartments to unrelated individual parties, titled through the Western American Exchange
Corporation.   The buyers paid $970,000 cash for the property.  The Partnership netted $925,248 from the sale after commissions to unrelated parties of $29,100, closing costs of $3,870 and a credit for capital improvements of $4,000. Funds from closing also covered security deposits of $6,245 and prorations of tax and rent of $1,537. The Partnership purchased the property in January 1988 for $550,000 and at the time of sale it had fixed asset carrying costs of $457,941 ($619,218 cost basis less accumulated depreciation of $161,277). The Partnership realized a gain of $467,307 on the sale ($925,248 net proceeds less adjusted basis of $457,941).

Had this sale occurred on January 1, 1996 the rental income of the partnership would have decreased by approximately $35,000, net income would have increased by approximately $14,000 for the three months ended March 31, 1996, and net income from sales would have decreased by approximately $472,000.

Distributions to partners of $81,478 were made in the first three months of 1996, with $65,833 from current cash flow from operations and $15,645 from Partnership reserves. Partnership net income after depreciation (on a GAAP basis) for the three months ended March 31, 1996 was $468,263; therefore, on a GAAP basis, cash distributions in excess of that amount were a return of capital. The Partnership's intent is to match distributions with ongoing cash flow from operations.

Per $1,000 investment (on the basis of a $1,000 investment made at the inception of the escrow and offering) quarterly distributions have been made in the following amounts: escrow period - $83; October 1988 through February 1990 - $18; April 1990 through February 1991 - $19; and May 1991 through February 1996 - $18.

                            DBSI/TRI EQUITY INCOME FUND
                         A REAL ESTATE LIMITED PARTNERSHIP
                          (an Idaho limited partnership)
                                  BALANCE SHEETS


                ASSETS                          March 31, 1996    Dec 31, 1995
                                                --------------    ------------
Rental property:
        Land                                          $247,500        $357,500
        Buildings and improvements                   3,170,742       3,628,433
        Furniture and fixtures                         151,363         196,231
                                                    -----------      ----------
                                                     3,569,605       4,182,164
        Less accumulated depreciation                 (765,997)       (889,387)
                                                    -----------      ----------
                                                     2,803,608       3,292,777
Cash and cash equivalents                              969,431          18,941
Accounts receivable                                      2,831             372
Prepaid expenses                                         4,050
Reserves                                                21,785          30,482
Tenant security deposits                                13,917          28,098
Intangible costs (net) (Note 4)                         30,005          38,337
Note receivable (Note 5)                             1,459,222       1,460,000
                                                    __________      __________
Total assets                                        $5,304,849      $4,869,007

                LIABILITIES AND CAPITAL

Accounts payable                                        23,535         $14,097
Interest payable                                        20,048          18,525
Taxes payable                                           12,210           1,715
Note payable affiliate (Note 3)                         70,500          35,500
Deferred gain on sale of rental property (Note 5)      575,090         575,090
Mortgage payable (Note 2)                            1,962,104       1,965,033
Tenant security deposits payable                         9,450          13,920
                                                    __________      __________
Total liabilities                                    2,672,937       2,623,880
                                                    __________      __________
Partners' capital                                    2,631,912       2,245,127
                                                    __________      __________
Total liabilities and capital                       $5,304,849      $4,869,007

  The Accompanying Notes are an Integral Part of these Financial Statements

                            DBSI/TRI EQUITY INCOME FUND
                         A REAL ESTATE LIMITED PARTNERSHIP
                           (an Idaho limited partnership)

                             STATEMENTS OF EARNINGS

                                                      Three Months Ended
                REVENUES                        March 31, 1996  March 31, 1995
                                                ______________  ______________
Tenant rent                                           $139,708        $217,871
Interest income                                         35,157              60
Other income                                             6,963           6,655
Gain on sale of rental property (Note 5)               472,089
                                                 _____________  ______________
                                                       653,917         224,586

                EXPENSES
Interest                                                51,851          51,083
Depreciation                                            37,887          42,262
Property tax and insurance                              17,253          24,106
Utilities                                               18,704          27,205
Maintenance and repairs                                 19,795          30,921
Administrative                                          24,712          29,821
Management fees                                          6,127           9,321
On-site manager                                          6,993          16,834
Amortization                                             2,332           4,534
                                                      ________        _________
                                                       185,654         236,087
                                                      ________        _________
Net income                                            $468,263        ($11,501)

                            STATEMENTS OF PARTNERS' CAPITAL

                                            Three Months Ended      Year Ended
                                                March 31, 1996    Dec 31, 1995
                                                ______________    ____________
Beginning capital                                   $2,245,127      $2,503,585
Distributions                                          (81,478)       (325,912)
Net income                                             468,263          67,454
                                                 _____________    ____________
Ending capital                                      $2,631,912      $2,245,127

    The Accompanying Notes are an Integral Part of these Financial Statements



                            DBSI/TRI EQUITY INCOME FUND
                         A REAL ESTATE LIMITED PARTNERSHIP
                           (an Idaho limited partnership)

                            STATEMENTS OF CASH FLOWS



                CASH FLOWS FROM                      Three Months Ended
                OPERATING ACTIVITIES            March 31, 1996  March 31, 1995
                                                ______________  ______________
Net income                                            $468,263        ($11,501)
Adjustments to reconcile net income
to cash flows from operating activities

        Depreciation and amortization                   40,219          46,796
        Gain on sale of rental property               (467,307)
        Changes in operating  assets and liabilities
                Accounts receivable                     (2,459)
                Prepaid expenses                        (4,050)         (4,760)
                Tenant security deposits                14,181             (33)
                Accounts payable                         9,438          39,676
                Interest payable                         1,523             150
                Taxes payable                           10,495           7,864
                Tenant security deposits payable        (4,470)          2,015
                                                       ________         ______
Net cash provided by operating activities               65,833          80,207

                CASH FLOWS FROM
                INVESTING ACTIVITIES
Proceeds from sale of rental property                  925,248
Principal payments - note receivable                       778
Rental property purchases                               (6,659)        (20,131)
Increase (decrease) in reserves                          8,697          (8,994)
                                                       _______         ________
Net cash provided by (used in) investing activities    928,064         (29,125)

                CASH FLOWS FROM
                FINANCING ACTIVITIES

Proceeds from note payable to affiliate                 35,000
Decrease in intangible costs                             6,000
Principal payments on loans                             (2,929)         (2,646)
Distributions to partners                              (81,478)        (81,478)
                                                       ________        ________
Net cash used in financing activities                  (43,407)        (84,124)


Net increase (decrease) in cash and cash equivalents   950,490         (33,042)
Cash and cash equivalents at beginning of period        18,941          41,956
                                                      ________          ______
Cash and cash equivalents at end of period            $969,431          $8,914

   The Accompanying Notes are an Integral Part of these Financial Statements


                   DBSI/TRI EQUITY INCOME FUND
                A REAL ESTATE LIMITED PARTNERSHIP
                  (an Idaho limited partnership)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS
        For the Three Months Ended March 31, 1996 and 1995



1.  SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Partnership Organization. DBSI/TRI Equity Income Fund A Real Estate Limited Partnership, was formed on November 15, 1986 with general partners DBSI Housing Inc., an Idaho corporation, and Tomlinson Realty Investment II, an Idaho general partnership. On December 31, 1992 DBSI Housing Inc. acquired the general partner interest of Tomlinson Realty Investment II. Tomlinson Realty Investment II continues to hold one half of their original general partner profits interest as a limited partner. The Partnership was in the development stage through December 31, 1987 and in the offering stage through August 31, 1989. The business purpose of the Partnership is to acquire and operate leveraged multi-family housing projects primarily in the Northwestern United States and sell them when market prices are advantageous. The partnership agreement provides that the Partnership will be dissolved no later than December 31, 2036, unless sooner terminated as provided in the agreement.

The Partnership acquired three properties during the offering period: Vista Cornell Apartments, an existing 46-unit project; Oak Square Apartments, an existing 22-unit project, both located in the Portland, Oregon metropolitan area; and Emerald Court Apartments, a new 68-unit apartment project located in the Seattle metropolitan area. The Partnership sold Vista Cornell Apartments on October 19, 1995, and Oak Square Apartments on February 21, 1996.

Operating profits and losses exclusive of losses from the sale or disposition of Partnership properties and cash distributions, are allocated 98% to limited partners and 2% to the general partner. After the limited partners have received distributions equal to a 7% annual simple interest return on their capital contributions the general partner receives additional distributions equal to 5% of total distributions. Proceeds from sale or refinancings are to be distributed 100% to the limited partners until they have received cumulative distributions equal to their capital contributions plus an amount equal to 10% per annum, then 85% to the limited partners and 15% to the general partner.

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

Cash and cash equivalents include cash in banks (except for security deposits and reserve bank accounts), bank certificates of deposit with original maturities of ninety days or less, and reserve for return to owners. Reserves consist of bank deposits maintained for replacements and repairs, property taxes, insurance, and Partnership reserves.

The estimated fair value of cash and cash equivalents, accounts payable and long-term debt approximates their carrying amounts.

The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires management to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. This statement is effective for the Partnership's fiscal year end December 31, 1996. The Partnership's existing accounting policies are such that this pronouncement is not expected to have a material effect on the Company's financial position or results of operations.


2.  MORTGAGES PAYABLE

A $2,020,000 loan from York Associates to the Partnership was used for the purchase of Emerald Court Apartments in May, 1989. The loan is secured by a deed of trust on the Emerald Court Apartments. At March 31, 1996, the carrying value of Emerald Court Apartments was $2,803,608 ($3,569,605 cost basis of land, buildings and improvements, and furniture and fixtures net of $765,997 accumulated depreciation). Principal and interest at 10.25% are payable on the note in monthly installments of $17,753 through June, 1999. After that date, York Associates holds a call option which, if exercised at that date, would require a balloon payment of $1,916,363. The current balance is $1,962,104.


3.  NOTES PAYABLE

The Partnership borrowed $70,500 through the first quarter of 1996 from an affiliate of the General Partner. This loan bears interest at the General Partner's bank borrowing rate of prime plus 1.5% (9.75% as of March 31). The loan proceeds provide funds for short term operating cash flow needs of the Seattle project and enables the Partnership to maintain the distribution rate during the period of the lower operating cash flow. The loan will be repaid with proceeds from the sale of Oak Square Apartments.


4.  INTANGIBLE COSTS

As of March 31, 1996 loan fees amounted to $89,780 with accumulated amortization of $59,775 leaving a net amount of $30,005.


5.  SALE OF RENTAL PROPERTY

On February 26, 1996, the Partnership sold the Oak Square Apartments to unrelated individual parties, titled through the Western American Exchange
Corporation.   The buyers paid $970,000 cash for the property.  The
Partnership netted $925,248 from the sale after commissions to unrelated parties of $29,100, closing costs of $3,870 and a credit for capital improvements of $4,000. Funds from closing also covered security deposits of $6,245 and prorations of tax and rent of $1,537. The Partnership purchased the property in January 1988 for $550,000 and at the time of sale it had fixed asset carrying costs of $457,941 ($619,218 cost basis less accumulated depreciation of $161,277). The Partnership realized a gain of $467,307 on the sale ($925,248 net proceeds less adjusted basis of $457,941).

Had this sale occurred on January 1, 1996 the rental income of the partnership would have decreased by approximately $35,000, net income would have increased by approximately $14,000 for the three months ended March 31, 1996, and net income from sales would have decreased by approximately $472,000.

The deferred gain resulting from the sale of Vista Cornell Apartments in October 1995 will be recognized as the note receivable is collected. The note bears 9% interest and requires monthly payments of $11,747 until October 19, 1996, when the full balance of approximately $1,415,638 plus any unpaid accrued interest becomes due.


6.              NET INCOME (LOSS) FROM RENTAL PROPERTIES

                The following schedule details separate rental property and partnership operations for the year ended March 31, 1996.

                                 Emerald        Oak      Partnership
                REVENUES        Court Apts  Square Apts   Operations      Total
                                _______________________________________________
Tenant rent                       $116,955     $22,753                 $139,708
Interest income                        144         169     $34,844       35,157
Other income                         6,598         365                    6,963
Income from sale of rental property                        472,089      472,089
                                 ______________________________________________
                                   123,697      23,287     506,933      653,917

                EXPENSES

Interest                           50,329                    1,522       51,851
Depreciation                       28,200        9,687                   37,887
Property tax and insurance         14,001        3,252                   17,253
Utilities                          15,344        3,360                   18,704
Maintenance and repairs            15,515        4,280                   19,795
Administrative                      8,264        1,115      15,333       24,712
Management fees                     4,379        1,748                    6,127
On-site manager                     6,227          766                    6,993
Amortization                                                 2,332        2,332
                                 ______________________________________________

                                  142,259       24,208      19,187      185,654
                                 ______________________________________________
Net income (loss)                ($18,562)       ($921)   $487,746     $468,263

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          DBSI/TRI EQUITY INCOME FUND
          A Real Estate Limited Partnership




Date  __________                               by  ___________________
                                        Douglas L. Swenson, President of
                                       DBSI Housing Inc., general partner of
                                       DBSI/TRI EQUITY INCOME FUND
                                       A Real Estate Limited Partnership




Date __________                                by ____________________
                                        Charles E. Hassard, Secretary-Treasurer
                                       and principal financial officer of
                                       DBSI Housing Inc., the Idaho corporation that is a general partner and principal financial officer of
                                       DBSI/TRI EQUITY INCOME FUND
                                       Real Estate Limited Partnership