Form 10-K
period 1995-12-31
DBSI TRI EQUITY INCOME FUND
filed 1996-05-29
CIK 809799

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                            FORM 10-K


     [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended December 31, 1995

                                OR

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________ to _________

                Commission file number  33-11418

DBSI/TRI EQUITY INCOME FUND A Real Estate Limited Partnership

     State of Organization:  Idaho           Employer ID #:  82-0410175

        1070 N. Curtis Rd., Suite 270, Boise, Idaho  83706

                Telephone number:  (208) 322-5858

   Securities registered pursuant to Section 12(b) of the Act:

          Title of each class      Name of each exchange on which registered
                N/A                            N/A

   Securities registered pursuant to section 12(g) of the Act:

                  Limited Partnership Interests


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                        CROSS REFERENCE TO
               DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated                             Part of Form 10-K

Form S-11, Post Effective                         Part I, Item 1
Amendment #9, File No. 33-11418,
Pgs. 29-33, 62-64, 69-73, 124-154

Form S-11, Post Effective                         Part I, Item 2
Amendment #9, File No. 33-11418,
Pgs. 7a(1) - 7a(5)

Form S-11, Post Effective                         Part III, Items 10 (c)
Amendment #9, File No. 33-11418,                  and (e)
Pgs. 29-32.

Form S-11, Post Effective                         Part IV, Items 14 (3)
Amendment #9, File No. 33-11418,                  and (4)
Pgs. 124-154.

                              PART I

Item  1.  Business.

          The registrant is a Partnership which was formed for the express purpose of investing in income-producing multi-family residential real properties in the Northwestern United States. The Partnership filed a Form S-11 registration statement which was declared effective by the SEC on September 1, 1987. The primary objectives of the Partnership are to: (1) preserve and protect the limited partners' capital; (2) provide cash distributions to limited partners and (3) obtain long-term appreciation through increases in the value of the Partnership's real estate assets.

          The general partner of the registrant is DBSI Housing Inc., an Idaho corporation (incorporated in February 1980). On December 31, 1992 DBSI Housing Inc. acquired the general partner interests of Tomlinson Realty Investment II. Tomlinson Realty Investment II continues to hold one half of their original general partner profits interest as a limited partner. The registrant is a limited partner-ship which was formed as of November 15, 1986 (filed with the Idaho Secretary of State on January 5, 1987), under the Idaho Uniform Limited Partnership Act and will continue until December 31, 2036, unless sooner dissolved, in accordance with the Partnership Agreement. See documents incorporated by reference and attached hereto. (Form S-11, Post Effective Amendment #9, File No. 33-11418, Pgs. 29-33, 62-64, 69-73, 124-154).


Item  2.  Properties.

          See documents incorporated by reference. (Form S-11, Post Effective Amendment #9, File No. 33-11418, Pgs. 7a(1) - 7a(5).

Item  3.  Legal Proceedings.

          There were no material pending legal proceedings against the registrant during 1995.

Item  4.  Submission of Matters to a Vote of Security Holders.

          During 1995 there were no votes of security holders, through solicitation of proxies or otherwise.

                             PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.

          There is no established public trading market for the Limited Partnership Interests of the registrant.

          As of August 31, 1989 the registrant closed the offering of interests and received the proceeds from subscriptions for 4,711.657 interests.

          Distributions to Limited Partners during the years ended December 31, 1995, 1994 and 1993 totaled $325,912, $325,912, and $325,914.


Item  6.  Selected Financial Data.

                                      Dec. 31,      Dec. 31,       Dec. 31,     Dec. 31,      Dec. 31,
                                        1991          1992            1993        1994          1995
                                      ________      _______        ________     ________      ________
Total and other rental income        $  881,292    $  865,333    $  884,235    $  902,544   $  859,947
Total interest income                $   28,728    $    9,912    $    5,606    $    2,015   $   16,656
Income from sales of rental property                                                        $   73,000
Net income                           $  138,855    $  131,711    $  114,688    $   75,341   $   67,454

Cash and cash equivalents            $  239,483    $  132,989    $  100,513    $   41,956   $   18,941
Rental property                      $5,322,881    $5,340,541    $5,364,272    $5,400,353   $4,182,164
Total assets                         $5,320,868    $5,092,285    $4,820,724    $4,542,322   $4,869,007

Long term debt                       $2,003,029    $1,994,931    $1,985,963    $1,976,032   $1,965,033
Syndication costs                    $  710,693    $  710,693    $  710,693    $  710,693   $  710,693
Partners' capital (deficit)          $3,239,548    $3,045,347    $2,778,683    $2,503,585   $2,245,127

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership generated funds primarily from the operation of rental properties and to a lesser extent from interest on savings and certificates of deposit.

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

The cash and cash equivalents position of the Partnership at December 31, 1995 represented approximately $19,000 available for Partnership operations. Additionally, approximately $30,000 is in bank accounts reserved for tax, insurance and replacements. There were no external sources of liquidity and there are no outstanding capital commitments. The average rate of interest earned on cash deposits was 3.2%.

Cash Flow and Operations

For the years ended December 31, 1995, 1994, and 1993 the projects generated $142,207, $276,095, and $293,110, respectively of cash flows from operating activities per the Statements of Cash Flows. Of the total current period cash flow from operating activities, net cash flow of $125,551 came from the operations of the apartment projects and cash flow of $16,656 came from interest income earned on cash or equivalent investments. The 1995 rental operations generated cash receipts of $859,947, incurred operating expenses of $431,136 and interest expense of $202,726. Emerald Court Apartments, the only property with a mortgage, has relatively lower cash flow from operating activities than the unencumbered properties.

The following adjustments should be made to the cash flow in order to arrive at an amount comparable to the first year pro forma funds from operations as shown in the supplement to the prospectus for Emerald Court and Oak Square. First, transitory changes in noncash operating assets and liabilities of approximately $5,900 should be added, increasing cash flow to the actual funds which are being generated from operations on an ongoing basis. Additionally, cash flow should be reduced for principal payments of approximately $11,000 and for normal operations fixed asset purchases of approximately $23,200. After the above adjustments, the two properties combined annualized funds from operations for 1995 were approximately 36% of the first year pro forma amount.

Interest income decreased from $9,912 in 1992 to $5,606 in 1993 and decreased from $5,606 in 1993 to $2,015 in 1994 largely because the average rate of return on cash decreased in 1993 and 1994. Interest income increased from $2,015 to $16,656 in 1995 because of the interest payments on the note for Vista Cornell. In 1995 total rental operations income of $859,947 represented a 4% decrease from the 1994 level and a 2% increase from 1993. Real estate operating expenses decreased from $387,415 in 1992 to $382,447 in 1993, a 1.2% decrease and increased to $431,136 in 1994, a 12.7% increase and to $494,326 in 1995, a 12% annual increase. The largest expense increases came from on-site management costs and from utilities at Emerald Court. Therefore net income decreased over the same period because of proportionately higher increases in expenses than in rental income.

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

Had this sale occurred on January 1, 1995 the rental income of the partnership would have decreased by approximately $203,000, interest would have increased by approximately $117,000, and net income would have increased by approximately $65,000 for the year ended December 31, 1995.

On February 21, 1996, the Partnership sold the Oak Square Apartments to unrelated individual parties, titled through the Western American Exchange
Corporation.   The buyers paid $970,000 cash for the property.  The Partnership netted approximately $932,900 from the sale after commissions to unrelated parties of $29,100, closing costs of approximately $4,000 and a credit for capital improvements of $4,000. Funds from closing also covered security deposits of approximately $6,200 and prorations of tax and rent of approximately $5,000. The Partnership purchased the property in January 1988 for $550,000 and at the time of sale it had fixed asset carrying costs of approximately $467,600 ($619,200 cost basis less accumulated depreciation of $151,600). The Partner-ship realized a gain of approximately $465,300 on the sale ($932,900 net proceeds less adjusted basis of $467,600).

Distributions of $325,912 to limited partners were made in 1995, with $142,207 from current cash flow from operations. Partnership net income after depreciation (on a GAAP basis) for the year ended December 31, 1995 was $67,454; therefore, on a GAAP basis, cash distributions in excess of that amount were a return of capital. Cash provided from operations since inception (November 15, 1986) totaled $1,935,474. Through December 31, 1995 cumulative distributions to partners equalled $2,361,039. Cumulative distributions at December 31, 1995 exceeded cash provided from operations since inception by $425,565. These excess cash distributions came from Partnership reserves. The Partnership's intent is to match distributions with long-term, ongoing cash flow from operations. Cash flow is anticipated to improve during 1996 to more closely match the level of distributions.

Per $1,000 investment (on the basis of a $1,000 investment made at the inception of the escrow and offering) quarterly distributions have been made in the following amounts: escrow period - $83; October 1988 through February
1990 - $18; April 1990 through February 1991 - $19; and May 1991 through October 1995 - $18.

Item 8. The following documents are filed on the pages listed below, as part of Part II, Item 8, of this Report.

                             Document                                      Page

   1.   Financial Statements and Accountants' Report:

            Independent Auditors' Report                                    F-1

        Financial Statements:
            Balance Sheets as of December 31, 1995 and December 31, 1994    F-2

            Statements of Operations for the years ended December 31, 1995,
            December 31, 1994 and December 31, 1993                         F-3

            Statements of Partners' Capital for the years ended December 31,
            1995, December 31, 1994 and December 31, 1993                   F-3

            Statements of Cash Flows for the years ended December 31,
            1995, December 31, 1994 and December 31, 1993                   F-4

   2.   Notes to the Financial Statements (Notes 1-8)              F-5 thru F-9


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant.

          (a)  Identification of directors.

               The following individuals are not directors of the registrant but are directors or partners of the general partners of the registrant. Consequently the following information concerning their roles as directors or partners in those other entities is being submitted.

               DBSI Housing Inc.:
                    Director - Douglas L. Swenson      Age - 47
                    Term of office - February 1980 to present
                    Other positions - President of DBSI Housing Inc. Founded DBSI in 1979.

                    Director - John D. Foster     Age - 55
                    Term of office - March 1992 to present
                    Other positions - Executive Vice President, Operations Time with firm - 1989 to present

                    Director - Charles E. Hassard      Age - 48
                    Term of office - March 1992 to present
                    Other positions - Executive Vice President, Finance Time with firm - 1984 to present

                    Director - John Mayeron       Age - 41
                    Term of office - March 1992 to present
                    Other positions - Executive Vice President, Marketing Time with firm - 1990 to present

                    Director - Farrell Bennett    Age - 57
                    Term of office - March 1992 to present
                    Other positions - Vice President, Marketing
                    Time with firm - 1984 to present

                    Director - Walt Mott          Age - 46
                    Term of office - March 1992 to present
                    Other positions - Vice President, Asset Management Time with firm - 1991 to present

          (b)  Identification of executive officers.

               The registrant has one general partner that directs and controls the operations of the Partnership. The officers of that general partner performs functions and tasks for the registrant similar to those of executives. Those individuals are Douglas
               L. Swenson, John D. Foster, and Charles E. Hassard and the ages and other information concerning them are included in Item 10(a) above.

          (c)  Identification of certain significant employees

               The current principal officers of the Company and the business experience of each in the last five years are as follows:

               Douglas L. Swenson, age 47, is President of the Company and also the founder and current President of the other DBSI companies. Prior to founding the DBSI group of companies, he practiced for three and one-half years as a Certified Public Accountant in Boise, Idaho, with Touche Ross & Co., an international accounting firm, specializing in taxation. In this capacity, he had extensive experience in the analysis of real estate investments including their syndication into limited partnerships. Prior to joining Touche Ross & Co., he was a practicing Certified Public Accountant with Peat, Marwick, Mitchell and Co. in Houston, Texas, beginning in 1972. Mr. Swenson is a Certified Public Accountant, a real estate licensee, and a direct placement securities principal in various states and with the National Association of Securities Dealers. He holds a Master of Accountancy degree from Brigham Young University.

               John D. Foster, age 55, is Executive Vice President, Operations of the Company and DBSI Housing Inc. Prior to joining the DBSI group of companies in 1989, he was managing partnerships and third-party properties for Paul B. Larsen & Associates in Boise, Idaho. He spent seven years with Boise Cascade Corporation as Manager of the Timberland Resources Planning, responsible for optimizing the financial return on a six-million acre timberland base. He has management experience with other Fortune 500 companies and while on active duty with the Navy was responsible for management of all buildings, piers, and grounds of the U.S. Naval Station, San Diego, California. He holds a Bachelor of Science degree from Oklahoma State University and a Master of Business Administration degree from the University of Tulsa.

               Charles E. Hassard, age 48, is Executive Vice President, Finance of the Company and DBSI Housing Inc. Prior to joining the DBSI group of companies in 1984, he was a Certified Public Accountant for seven years with Touche Ross & Co. in San Francisco, California, and Boise, Idaho, specializing in taxation. In his position, he had extensive experience in analyzing real estate investments and syndications. Mr. Hassard is a Certified Public Accountant licensed in California and Idaho. He holds a Master of Accountancy degree from Brigham Young University.

               John Mayeron, age 41, is Executive Vice President, Marketing of the Company and DBSI Housing Inc. With over ten years of experience in the securities industry, his most recent position was with Kavanaugh Securities before joining DBSI in 1990. Mr. Mayeron holds a Bachelor's degree from the University of Oregon in Marketing, International Business and Political Science. He is a member of Phi Beta Kappa and Beta Gamma Sigma.

               Farrell J. Bennett, age 57, is Vice President, Marketing of the Company and DBSI Housing Inc. Prior to joining the DBSI group of companies in 1984, he was owner-broker of American Realty Corporation in Boise, Idaho, since 1967. In that position, he analyzed and marketed numerous residential and commercial properties. Mr. Bennett holds the CRB designation, is a licensed real estate broker and a licensed direct placement securities representative. His formal education was at the University of Utah.

               Walt Mott, age 46, is Vice President, Asset Management of the Company and DBSI Housing Inc. Prior to joining the DBSI group of companies in 1991, he was with Boise Cascade Corporation for 14 years where he served as Manager of Timberland Resources Planning. In this capacity, Mr. Mott was responsible for the financial analysis of nearly $400,000,000 in timberlands. He has a background in land sales and acquisitions, as well as experience in finance and accounting. He holds an A.A.S. degree in Computer Science from County College of Morris, a Bachelor's degree from the University of Idaho, a Master's degree emphasizing finance and price theory from the University of Idaho, and a Bachelor's degree in accounting from Boise State University.

          (d)  Family relationships.

               There are no family relationships between any director, executive officer or person so nominated.

          (e)  Business experience.

               (1) Background. The business experience of the directors and partners of the general partners and other significant employees are discussed in Item 10(a) above.

          (f)  Involvement in certain legal proceedings.

               There are no events listed in Regulation Section 229.401(f) that would be material to an evaluation of the ability or integrity of the people listed above.

          (g)  Promoters and control persons.

               There are no items to report in Regulation Section 229.401(g)

Item 11.  Executive Compensation.

               There was no cash, bonus or deferred compensation paid to any executive officers by the registrant during the fiscal year of this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

               This item is not applicable to the registrant during the fiscal year of this report.

Item 13.  Certain Relationships and Related Transactions.

               See footnote 5 to the financial statements, December 31, 1995 (page F-7).


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

               There have been no reports on form 8-K which were filed in the last quarter of the period covered by this report.

               The following documents are filed as part of this report:

               Exhibits required by Item 601:
                                                                       Page of
                                                                      Form 10-K

          (1)  Financial Statements:

                    Independent Auditors' Report                          F-1

                    Balance Sheets as of December 31, 1995
                    and December 31, 1994                                 F-2

                    Statements of Operations for the years ended
                    December 31, 1995, December 31, 1994, and
                    December 31, 1993                                     F-3

                    Statements of Partners' Capital for the years
                    ended December 31, 1995, December 31, 1994, and
                    December 31, 1993                                     F-3

                    Statements of Cash Flows for the years ended
                    December 31, 1995, December 31, 1994, and
                    December 31, 1993                                     F-4

                    Notes to the Financial Statements                F-5 to F-9

          (2)  Schedules:

               All schedules are omitted because they are not required or because the required information is included in the financial statements or notes thereto.

          (3)  Articles of Incorporation and by-laws (Partnership
               Agreement) - pages 124-154 of the aforementioned Form S-11 Post-Effective Amendment #9 (File No. 33-11418) which is incorporated herein by reference.

          (4) Instruments defining the rights of security holders, including indentures - pages 124-154 of the aforementioned Form S-11 Post-Effective Amendment #9 (File No. 33-11418) which is incorporated herein by reference.

          (9)  Voting trust agreement                                      N/A

          (10) Material contracts                                          N/A

          (11) Statement re computation of per share earnings              N/A

          (12) Statements re computation of ratios                         N/A

          (13) Annual report to security holders.  Form 10-Q
               or quarterly report to security holders                     N/A

          (16) Letter re change in certifying accountant                   N/A

          (18) Letter re change in accounting principles                   N/A

          (19) Previously unfiled documents                                N/A

          (21) Subsidiaries of the registrant                              N/A

          (22) Published report regarding matter submitted to
               vote of security holders                                    N/A

          (23) Consents of experts and counsel                             N/A

          (24) Power of attorney                                           N/A

          (28) Information from reports furnished to state
               insurance regulatory authorities                            N/A

          (99) Additional exhibits                                         None

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DBSI/TRI EQUITY INCOME FUND
A Real Estate Limited Partnership


by  ___________________                       Date__________
Charles E. Hassard, Executive Vice President, Finance of DBSI Housing Inc., general partner of DBSI/TRI EQUITY INCOME FUND
A Real Estate Limited Partnership

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


by ____________________                       Date__________
Douglas L. Swenson, President and
a Member of the Board of Directors
of DBSI Housing Inc., general partner
of DBSI/TRI EQUITY INCOME FUND
A Real Estate Limited Partnership


by ____________________                       Date__________
Charles E. Hassard, Executive Vice President, Finance and a Member of the Board of Directors of DBSI Housing Inc., general partner of DBSI/TRI EQUITY INCOME FUND
A Real Estate Limited Partnership


by ____________________                       Date__________
John D. Foster, Executive Vice President, Operations and a Member of the Board of Directors of DBSI Housing Inc., general partner of DBSI/TRI EQUITY INCOME FUND
A Real Estate Limited Partnership


by ____________________                       Date__________
Farrell J. Bennett, Vice President, Marketing and a Member of the Board of Directors of DBSI Housing Inc., general partner of DBSI/TRI EQUITY INCOME FUND
A Real Estate Limited Partnership

     Douglas L. Swenson, John D. Foster, Charles E. Hassard and Farrell J. Bennett constitute a majority in interest of the Board of Directors of DBSI Housing Inc. who is a general partner of the registrant.

INDEPENDENT AUDITORS' REPORT

To the Partners of
  DBSI/TRI Equity Income Fund
  A Real Estate Limited Partnership:

We have audited the accompanying balance sheets of DBSI/TRI Equity Income Fund A Real Estate Limited Partnership as of December 31, 1995 and 1994 and the related statements of earnings, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DBSI/TRI Equity Income Fund A Real Estate Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Boise, Idaho
March 18, 1996

                                         DBSI/TRI EQUITY INCOME FUND
                                       A REAL ESTATE LIMITED PARTNERSHIP
                                         (an Idaho limited partnership)

                                                 BALANCE SHEETS


                ASSETS                                           December 31, 1995     December 31, 1994
                                                                 _________________     _________________

Rental property (Notes 2 and 3):
        Land                                                         $  357,500           $  567,500
        Buildings and improvements                                    3,628,433            4,557,725
        Furniture and fixtures                                          196,231              275,128
                                                                  ________________     _________________
                                                                      4,182,164            5,400,353
        Less accumulated depreciation                                  (889,387)          (1,005,747)
                                                                  ________________     _________________
                                                                      3,292,777             4,394,606
Cash and cash equivalents                                                18,941                41,956
Accounts receivable                                                         372
Prepaid expenses                                                                                2,464
Reserves                                                                 30,482                39,693
Tenant security deposits                                                 28,098                25,496
Intangible costs (net) (Note 6)                                          38,337                38,107
Note receivable (Note 3)                                              1,460,000
                                                                   _______________     _________________
Total assets                                                         $4,869,007            $4,542,322


                LIABILITIES AND CAPITAL

Accounts payable                                                        $14,097               $23,732
Interest payable                                                         18,525                16,879
Property taxes payable                                                    1,715                 5,964
Note payable affiliate (Note 5)                                          35,500
Deferred gain on sale of rental property (Note 3)                       575,090
Mortgage payable (Note 4)                                             1,965,033             1,976,032
Tenant security deposits payable                                         13,920                16,130
                                                                     _____________        ______________
Total liabilities                                                     2,623,880             2,038,737
                                                                     _____________        ______________
Partners' capital (Note 7)                                            2,245,127             2,503,585
                                                                    ______________        ______________
Total liabilities and capital                                        $4,869,007            $4,542,322


                   The Accompanying Notes are an Integral Part of these Financial Statements

                                                DBSI/TRI EQUITY INCOME FUND
                                             A REAL ESTATE LIMITED PARTNERSHIP
                                               (an Idaho limited partnership)

                                                    STATEMENTS OF EARNINGS


                                                 Year Ended            Year Ended           Year Ended
                REVENUES                      December 31, 1995     December 31, 1994    December 31, 1993
                                              _________________     _________________    _________________
Tenant rent                                         $  828,388          $  859,311          $  846,795
Interest income                                         16,656               2,015               5,606
Other income                                            31,559              43,233              37,440
Gain on sale of rental property (Note 3)                73,000
                                                   ____________        ____________        ____________
                                                       949,603             904,559             889,841




                EXPENSES

Interest                                               211,386             203,718             203,990
Depreciation                                           152,241             169,071             166,932
Property tax and insurance                              88,760              90,221              87,594
Utilities                                  103,895             102,488              99,987
Maintenance and repairs                                138,318              94,233              88,105
Administrative                                          81,325              54,358              44,141
Management fees (Note 5)                                37,350              44,021              34,085
On-site manager (Note 5)                                58,404              61,061              39,564
Amortization                                            10,470              10,047              10,755
                                                    ___________         ___________         ___________
                                                       882,149             829,218             775,153
                                                    ___________         ___________         ___________
Net income                                            $ 67,454             $75,341            $114,688


                                                     STATEMENTS OF PARTNERS' CAPITAL


                                                 Year Ended             Year Ended          Year Ended
                                              December 31, 1995     December 31, 1994    December 31, 1993
                                              _________________     _________________    _________________
Beginning capital (Note 7)                          $2,503,585          $2,778,683          $3,045,347
Distributions                                         (325,912)           (350,439)           (381,352)
Net income                                              67,454              75,341             114,688
                                                   ____________        ____________        ____________
Ending capital                                      $2,245,127          $2,503,585          $2,778,683

                    The Accompanying Notes are an Integral Part of these Financial Statements


                                                  DBSI/TRI EQUITY INCOME FUND
                                               A REAL ESTATE LIMITED PARTNERSHIP
                                                 (an Idaho limited partnership)

                                                  STATEMENTS OF CASH FLOWS


                CASH FLOWS FROM                     Year Ended          Year Ended             Year Ended
                OPERATING ACTIVITIES            December 31, 1995   December 31, 1994December 31, 1993
                                                _________________   _________________      _________________
Net income                                            $ 67,454            $ 75,341            $114,688
Adjustments to reconcile net loss to net
cash provided by operating activities:

        Depreciation and amortization                  162,711             179,118             177,687
        Gain on sale of rental property                (73,000)
        Changes in operating
        assets and liabilities:
                Accounts receivable                       (372)                                    143
                Prepaid expenses                         2,464              15,214              (3,243)
                Tenant security deposits                (2,602)               (205)               (236)
                Accounts payable                        (9,635)              4,407               2,921
                Interest payable                         1,646                 (84)                (77)
                Property taxes payable                  (4,249)              3,766               2,198
                Security deposits payable               (2,210)             (1,462)               (971)
                                                      _________           _________           _________
Net cash provided by operating activities              142,207             276,095             293,110

                CASH FLOWS FROM
                INVESTING ACTIVITIES

Proceeds from sale of rental property                  185,287
Rental property purchases                              (47,609)            (36,081)            (23,731)
Decrease in reserves                                     9,211              61,799              88,465
                                                      _________           _________           _________
Net cash provided by investing activities              146,889              25,718              64,734


                CASH FLOWS FROM
                FINANCING ACTIVITIES

Proceeds from note payable to affiliate                 35,500
Increase in intangible costs                           (10,700)
Principal payments on loans                            (10,999)             (9,931)             (8,968)
Distributions to partners                             (325,912)           (350,439)           (381,352)
                                                     ___________          _________         ____________
Net cash used in
financing activities                                  (312,111)           (360,370)           (390,320)
                                                     ___________          __________        ____________
Net decrease in cash
and cash equivalents                                   (23,015)            (58,557)            (32,476)
Cash and cash equivalents at
beginning of period                                     41,956             100,513             132,989
                                                     __________           __________         ____________
Cash and cash equivalents at end of period             $18,941             $41,956            $100,513

     The $1,460,000 note received as a result of the sale of Vista Cornell Apartments is a non cash transaction and is not included above.

                The Accompanying Notes are an Integral Part of these Financial Statements


                           DBSI/TRI EQUITY INCOME FUND
                        A REAL ESTATE LIMITED PARTNERSHIP
                          (an Idaho limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994, and 1993


NOTE 1.   SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING
          POLICIES

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

Operating profits and losses exclusive of losses from the sale or disposition of Partnership properties, and cash distributions, are allocated 98% to limited partners and 2% to general partners. After the limited partners have received distributions equal to a 7% annual return on their capital contributions the general partners receive additional distributions equal to 5% of total distributions. Proceeds from sale or refinancing are to be distributed 100% to the limited partners until they have received cumulative distributions equal to their capital contributions plus an amount equal to 10% per annum, then 85% to the limited partners and 15% to the general partners.

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

The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires management to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. This statement will be effective for the Partnership's fiscal year end December 31, 1996. The Partnership's existing accounting policies are such that this pronouncement is not expected to have a material effect on the Company's financial position or results of operations.


NOTE 2.   RENTAL PROPERTY

The following schedules detail the activity in rental property assets and accumulated depreciation.
                                            Beginning                                 Ending
       Rental Property                      Balance      Additions   Dispositions    Balance
       _______________________________________________________________________________________

       Land                                 $   567,500                             $  567,500
       Buildings and improvements             4,536,783   $ 20,942                   4,557,725
       Furniture and fixtures                   259,989     15,139                     275,128
                                            __________________________________________________

       Total year ended December 31, 1994   $ 5,364,272   $ 36,081                  $5,400,353



       Land                                 $   567,500              $ (210,000)    $  357,500
       Buildings and improvements             4,557,725    $13,358     (942,650)     3,628,433
       Furniture and fixtures                   275,128     34,251     (113,148)       196,231
                                            __________________________________________________

       Total year ended December 31, 1995   $ 5,400,353   $ 47,609   $(1,265,798)   $4,182,164




                                            Beginning                                 Ending
       Accumulated Depreciation             Balance      Additions   Dispositions    Balance
       _______________________________________________________________________________________

       Buildings and improvements           $  719,138    $142,302                  $  861,440
       Furniture and fixtures                  117,538      26,769                     144,307
                                            __________________________________________________


       Total year ended December 31, 1994   $  836,676    $169,071                  $1,005,747


       Buildings and improvements           $  861,440    $131,588   $ (215,266)    $  777,762
       Furniture and fixtures                  144,307      20,655      (53,337)       111,625
                                            __________________________________________________

       Total year ended December 31, 1995   $1,005,747    $152,243   $ (268,603)    $  889,387

3.  SALE OF RENTAL PROPERTIES & SUBSEQUENT EVENT

On October 19, 1995 the Partnership sold the Vista Cornell Apartments to an unrelated party, Vista Cornell L.L.C. The buyer paid a total price of $1,700,000 with $240,000 cash and a seller's note and deed of trust for $1,460,000. The note bears 9% interest and requires monthly payments of $11,747 until October 19, 1999 when the full balance of approximately $1,415,638 plus any unpaid accrued interest becomes due. The buyer may prepay at any earlier date. The Partnership realized a net gain of approximately $648,000 on the sale ($73,000 current and $575,000 deferred gain), based on the carrying cost (after depreciation) of approximately $997,000 and costs of sale of $55,000 including $50,000 in commissions to unrelated third parties and approximately $5,000 in other closing costs. Funds from closing also covered prorated costs and income of approximately $20,000. The Partnership purchased the property in January 1988 for $1,050,000 and at time of sale it had fixed asset carrying costs of approximately $1,266,000 less approximately $269,000 of accumulated depreciation.

On February 21, 1996, the Partnership sold the Oak Square Apartments to unrelated individual parties, titled through the Western American Exchange
Corporation.   The buyers paid $970,000 cash for the property.  The
Partnership netted approximately $932,900 from the sale after commissions to unrelated parties of $29,100, closing costs of approximately $4,000 and a credit for capital improvements of $4,000. Funds from closing also covered security deposits of approximately $6,200 and prorations of tax and rent of approximately $5,000. The Partnership purchased the property in January 1988 for $550,000 and at the time of sale it had fixed asset carrying costs of approximately $467,600 ($619,200 cost basis less accumulated depreciation of $151,600). The Partnership realized a gain of approximately $465,300 on the sale ($932,900 net proceeds less adjusted basis of $467,600).


4.  MORTGAGE PAYABLE

Interest paid on debt for cash flow purposes during 1995, 1994, and 1993 was $202,036, $203,103, and $204,937. A $2,020,000 loan from York Associates to the Partnership was used for the purchase of Emerald Court Apartments in May, 1989. The loan is secured by a deed of trust on the Emerald Court Apartments. At December 31, 1995, the carrying value of Emerald Court Apartments was $2,825,149 ($3,562,946 cost basis of land, buildings and improvements, and furniture and fixtures net of $737,797 accumulated depreciation). Principal and interest at 10.25% are payable on the note in monthly installments of $17,753 through June, 1999. After that date, York Associates holds a call option which, if exercised at that date, would require a balloon payment of $1,916,363. The scheduled principal payments on the note on Emerald Court for $1,965,033 are as follows:

       Year           1996      1997      1998         1999         Total
       __________________________________________________________________
       Amount      $12,181   $13,489   $14,938   $1,924,425    $1,965,033



5.  RELATED PARTY TRANSACTIONS

The Partnership borrowed $35,500 on October 23, 1995 from an affiliate of the General Partner. This loan bears interest at the General Partner's bank borrowing rate of prime plus 1.5% (10% as of December 31, 1995). The loan proceeds provide funds for short term operating cash flow needs of the Seattle project and enables the Partnership to maintain the distribution rate during the period of the lower operating cash flow. The loan will be repaid with proceeds from the sale of Oak Square Apartments.

As described in the partnership agreement, affiliates of the general partners receive compensation and fees with the management of the projects. Such fees totaled $37,350, $44,021, $34,085 for 1995, 1994 and 1993 respectively.
In 1995, 1994, and 1993, these fees were paid to affiliates of the general partner DBSI Housing Inc. DBSI Realty Corporation, an affiliate of the general partner DBSI Housing Inc., was reimbursed for payroll costs for on-site managers for $58,404 in 1995, $61,061 in 1994 and $39,564 in 1993.

Included in accounts payable are the following amounts due to related parties:

 Related Party          Description                     1995     1994      1993
 ______________________________________________________________________________
 DBSI Realty Corp.,     Property Management Fees                 $432    $3,107
 (affiliate of DBSI     Admin./Office Supplies        $1,247      275       275
 Housing Inc.)



6.  INTANGIBLE COSTS

Intangible assets and accumulated amortization at December 31, 1995 consist of the following:

                       Beginning                          Accumulated
       Description         Costs   Additions     Cost     Amortization     Net
       ________________________________________________________________________
       1994 activity
       Loan Fees         $86,280               $86,280     ($48,173)    $38,107
       1995 activity
       Loan Fees          86,280   $10,700      96,980      (58,643)     38,337


7.  PARTNERS' CAPITAL

The following schedule details the capital activity between the limited and general partners:


                                                                 Syndication and
                                Limited     General         Total    Unallocated
                               Partners    Partners     Allocated        Capital        Total
                             _________________________________________________________________


Balance December 31, 1992    $3,779,534    ($23,494)   $3,756,040     $(710,693)   $3,045,347
Net Income                      112,438       2,250       114,688                     114,688
Distributions to Partners      (325,914)    (55,438)     (381,352)                   (381,352)
                             _________________________________________________________________

Balance December 31, 1993     3,566,058     (76,682)    3,489,376      (710,693)    2,778,683
Net Income                       73,799       1,542        75,341                      75,341
Distributions to Partners      (325,912)    (24,527)     (350,439)                   (350,439)
                             _________________________________________________________________
Balance December 31, 1994     3,313,945     (99,667)    3,214,278      (710,693)    2,503,585
Net Income                       66,105       1,349        67,454)                     67,454
Distributions to Partners      (325,912)                 (325,912)                   (325,912)
                             _________________________________________________________________
Balance December 31, 1995    $3,054,138    ($98,318)   $2,955,820     ($710,693)   $2,245,127



8.         NET INCOME (LOSS) FROM RENTAL PROPERTIES
           The following schedule details separate rental property and partnership operations for the year ended December 31, 1995.


                             _________________________________________________________________
                              Emerald        Vista          Oak
Revenues                     Court Apts   Cornell Apts   Square Apts    Partnership      Total
                             _________________________________________________________________
Tenant rent                   $485,914      $202,643      $139,603                    $828,388
Interest income                    132             8            89       $16,427        16,656
Other income                    21,187         7,404         2,968                      31,559
Income from sale of property                                              73,000        73,000
                             _________________________________________________________________
                               507,233       210,055       142,888        89,427       949,603




Expenses

Interest                       202,726                                     8,660       211,386
Depreciation                   112,761        20,192        19,288                     152,241
Property tax and insurance      50,153        25,451        13,156                      88,760
Utilities                       54,889        33,984        15,022                     103,895
Maintenance and repairs         77,290        43,446        17,582                     138,318
Administration                  50,872        10,604         6,123        13,726        81,325
Management fees                 19,485        11,313         6,552                      37,350
On-site manager                 37,323        13,116         7,965                      58,404
Amortization                                                              10,470        10,470
                             _________________________________________________________________
                               605,499       158,106        85,688        32,856       882,149
                             _________________________________________________________________
Income (loss)                 ($98,266)       $51,949      $57,200        $56,571      $67,454


           On October 19, 1995 the partnership sold the Vista Cornell Apartments, and on
           February 21, 1996 the partnership sold Oak Square Apartments.
